Form 10-K
period 2025-12-31
BANK5 2024-5YR7
filed 2026-03-23
CIK 2022503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•        the Pleasanton Corporate Commons mortgage loan, which is serviced pursuant to the Benchmark 2024-V8 pooling and servicing agreement attached hereto as Exhibit 4.4;

•        the Gallup HQ mortgage loan, which is serviced pursuant to the BMO 2024-5C5 pooling and servicing agreement attached hereto as Exhibit 4.5; and

•        the Columbus Business Park mortgage loan, which is serviced pursuant to the Benchmark 2024-V9 pooling and servicing agreement attached hereto as Exhibit 4.6.

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

•        3650 REIT Loan Servicing LLC is the special servicer under the Benchmark 2024-V9 pooling and servicing agreement, pursuant to which the Columbus Business Park mortgage loan is serviced.  Because 3650 REIT Loan Servicing LLC is not the BANK5 2024-5YR7 special servicer, is not affiliated with any sponsor and services only the Columbus Business Park mortgage loan, which constitutes less than 5% of the mortgage pool, 3650 REIT Loan Servicing LLC, as Benchmark 2024-V9 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        CWCapital Asset Management LLC is the current special servicer under the BMO 2024-5C5 pooling and servicing agreement, pursuant to which the Gallup HQ mortgage loan is serviced. On November 25, 2025, LNR Partners, LLC was replaced as special servicer under the BMO 202-5C5 pooling and servicing agreement and succeeded by CWCapital Asset Management LLC. Because CWCapital Asset Management LLC is not the BANK5 2024-5YR7 special servicer, is not affiliated with any sponsor and services only the Gallup HQ mortgage loan, which constitutes less than 5% of the mortgage pool, CWCapital Asset Management LLC, as BMO 2024-5C5 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK5 2024-5YR7 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•        Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated June 5, 2024.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK5 2024-5YR7 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.4) Pooling and Servicing Agreement, dated as of July 1, 2024, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BMARK 2024-V8 securitization transaction, pursuant to which the Pleasanton Corporate Commons Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on July 18, 2024 under SEC File No. 333-259741-08 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of August 1, 2024, between BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer, relating to the BMO 2024-5C5 securitization transaction, pursuant to which the Gallup HQ Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on August 15, 2024 under SEC File No. 333-259741-08 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of August 1, 2024, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BMARK 2024-V9 securitization transaction, pursuant to which the Columbus Business Park Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on August 29, 2024 under SEC File No. 333-259741-08 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5    KeyBank National Association, as Special Servicer

33.6    Park Bridge Lender Services LLC, as Operating Advisor

33.7    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.8    CoreLogic Solutions, LLC, as Servicing Function Participant

33.9    Trimont LLC, as Master Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 3/1/25 to 12/31/25), Kenwood Towne Centre (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 2/28/25), Kenwood Towne Centre (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25) (see Exhibit 33.8)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.14 Trimont LLC, as Master Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 33.8)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.18  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2024-V9 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbus Business Park (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.19 LNR Partners, LLC, as Special Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25)

33.20 LNR Partners, LLC, as Special Servicer under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 33.19)

33.21 LNR Partners, LLC, as Special Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 33.19)

33.22 LNR Partners, LLC, as Special Servicer under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 11/24/25) (see Exhibit 33.19)

33.23 Computershare Trust Company, National Association, as Custodian under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.26 Computershare Trust Company, National Association, as Custodian under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.27 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V9 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbus Business Park (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5    KeyBank National Association, as Special Servicer

34.6    Park Bridge Lender Services LLC, as Operating Advisor

34.7    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.8    CoreLogic Solutions, LLC, as Servicing Function Participant

34.9    Trimont LLC, as Master Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 3/1/25 to 12/31/25), Kenwood Towne Centre (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 2/28/25), Kenwood Towne Centre (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25) (see Exhibit 34.8)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.14 Trimont LLC, as Master Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 34.8)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.18  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2024-V9 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbus Business Park (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.19 LNR Partners, LLC, as Special Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25)

34.20 LNR Partners, LLC, as Special Servicer under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 34.19)

34.21 LNR Partners, LLC, as Special Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 34.19)

34.22 LNR Partners, LLC, as Special Servicer under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 11/24/25) (see Exhibit 34.19)

34.23 Computershare Trust Company, National Association, as Custodian under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.26 Computershare Trust Company, National Association, as Custodian under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.27 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V9 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbus Business Park (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5    KeyBank National Association, as Special Servicer

35.6    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.7    Trimont LLC, as Master Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 3/1/25 to 12/31/25), Kenwood Towne Centre (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.8    Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 2/28/25), Kenwood Towne Centre (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.9    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.11 Trimont LLC, as Master Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.12 Wells Fargo Bank, National Association, as Master Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2024-V9 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbus Business Park (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.15 LNR Partners, LLC, as Special Servicer under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25)

35.16 LNR Partners, LLC, as Special Servicer under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 35.15)

35.17 LNR Partners, LLC, as Special Servicer under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 35.15)

35.18 LNR Partners, LLC, as Special Servicer under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 11/24/25) (see Exhibit 35.15)

35.19 Computershare Trust Company, National Association, as Custodian under the BANK5 2024-5YR6 securitization, pursuant to which the following mortgage loans were serviced by such party: Jordan Creek Town Center (from 1/1/25 to 12/31/25), Kenwood Towne Centre (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.20 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V6 securitization, pursuant to which the following mortgage loans were serviced by such party: Wildwood Center (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.21 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasanton Corporate Commons (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.22 Computershare Trust Company, National Association, as Custodian under the BMO 2024-5C5 securitization, pursuant to which the following mortgage loans were serviced by such party: Gallup HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.23 Computershare Trust Company, National Association, as Custodian under the Benchmark 2024-V9 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbus Business Park (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 3, 2024, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 14, 2024 under SEC File No. 333-259741-08 and incorporated by reference herein).

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

Date:  March 23, 2026